Form 10-Q
period 2021-06-30
Panacea Acquisition Corp. II
filed 2021-08-13
CIK 1828989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 13, 2021, there were 17,795,000 Class A ordinary shares, $0.0001 par value, 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding and 3,450,000 Class F ordinary shares, $0.0001 par value, issued and outstanding.

PANACEA ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Unaudited Condensed Balance Sheet as of June 30, 2021	1
Unaudited Condensed Statements of Operations for the three months ended June 30, 2021 and for the period from January 14, 2021 (Inception) through June 30, 2021	2
Unaudited Condensed Statements of Changes in Shareholders’ Equity for the period from January 14, 2021 (Inception) through March 31, 2021 and the three months ended June 30, 2021	3
Unaudited Condensed Statement of Cash Flows for the period from January 14, 2021 (Inception) through June 30, 2021	4
Unaudited Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4. Controls and Procedures	18

Part II. Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20

Part III. Signatures	21

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PANACEA ACQUISITION CORP. II

CONDENSED BALANCE SHEET

JUNE 30, 2021

(UNAUDITED)

ASSETS
Current Assets
Cash	$670,808
Prepaid expenses	994,405
Total Current Assets	$1,665,213

Investments held in Trust Account	172,501,749
TOTAL ASSETS	$174,166,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued offering costs	$349,050
Accrued expenses	52,824
Total Current Liabilities	401,874

Deferred underwriting fee payable	$6,037,500
Total Liabilities	$6,439,374

Commitments and Contingencies
Class A ordinary shares subject to possible redemption 16,272,758 shares at $10.00 per share redemption value as of June 30, 2021	162,727,580

Shareholders’ Equity
Preference shares, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,522,242 (excluding 16,272,758 shares subject to possible redemption) as of June 30, 2021	153
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,300,000 shares issued and outstanding as of June 30, 2021	230
Class F ordinary shares, $0.0001 par value, 50,000,000 shares authorized; 3,450,000 shares issued and outstanding as of June 30, 2021	345
Additional paid-in capital	5,229,224
Accumulated deficit	(229,944)
Total Shareholders’ Equity	5,000,008
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$174,166,962

The accompanying notes are an integral part of the unaudited condensed financial statements.

PANACEA ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	For The Period From January 14, 2021 (Inception) Through June 30,
	2021	2021

Operating and formation costs	$226,693	$231,693
Loss from operations	(226,693)	(231,693)

Other income:
Interest earned on investments held in Trust Account	1,749	1,749
Other income	1,749	1,749

Net loss	$(224,944)	$(229,944)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	17,250,000	17,250,000

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$—	$—

Basic and diluted weighted average shares outstanding, Class A, B and F ordinary non-redeemable shares	6,179,889	5,635,868

Basic and diluted net loss per ordinary share, Class A, B and F ordinary non-redeemable shares	$(0.04)	$(0.04)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PANACEA ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 14, 2021 (INCEPTION) THROUGH MARCH 31, 2021 AND
THE THREE MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Class F Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 14, 2021 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares and Class F ordinary shares to Sponsor	—	—	2,300,000	230	3,450,000	345	24,425	—	25,000

Net loss	—	—	—	—	—	—	—	(5,000)	(5,000)

Balance – March 31, 2021 (unaudited)	—	$—	2,300,000	$230	3,450,000	$345	$24,425	$(5,000)	$20,000

Sale of 17,250,000 units, net of underwriting discounts and offering expenses	17,250,000	1,725	—	—	—	—	162,480,807	—	162,482,532

Sale of 545,000 Private Placement Units	545,000	55	—	—	—	—	5,449,945	—	5,450,000

Change in Class A ordinary shares subject to possible redemption	(16,272,758)	(1,627)	—	—	—	—	(162,725,956)	—	(162,727,580)

Net loss	—	—	—	—	—	—	—	(224,944)	(224,944)
Balance – June 30, 2021 (unaudited)	1,522,242	153	2,300,000	$230	3,450,000	$345	$5,229,221	$(229,944)	$5,000,008

The accompanying notes are an integral part of the unaudited condensed financial statements.

PANACEA ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 14, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(229,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,749)
Payment of formation costs through promissory note by sponsor	5,000
Changes in operating assets and liabilities:
Prepaid expenses	(994,405)
Accrued expenses	52,824
Net cash used in operating activities	(1,168,274)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(172,500,000)
Net cash used in investing activities	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	169,050,000
Proceeds from sale of Private Placement Units	5,450,000
Repayment of promissory note – related party	(100,108)
Payment of offering costs	(60,810)
Net cash provided by financing activities	174,339,082

Net Change in Cash	670,808
Cash – Beginning of period	—
Cash – End of period	$670,808

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$349,050
Offering costs paid by Sponsor in exchange for issuance of founder shares	$20,000
Offering costs paid through promissory note	$100,108
Initial classification of Class A common stock subject to possible redemption	$162,952,530
Change in value of Class A ordinary shares subject to possible redemption	$(224,950)
Deferred underwriting fee payable	$6,037,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

PANACEA ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 14, 2021 (inception) through June 30, 2021 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on April 9, 2021, an amount of $172,500,000 ($10.00 per Public Share) from the net proceeds of the sale of the Public Shares in the Initial Public Offering and the sale of the Private Placement Shares was placed in a trust account (the “Trust Account”), and is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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
JUNE 30, 2021
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
JUNE 30, 2021
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on April 8, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on April 15, 2021. The interim results for the period ended June 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

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
JUNE 30, 2021
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

PANACEA ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding during the period, excluding ordinary shares subject to forfeiture. At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

The Company’s statements of operations include a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted, for redeemable Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for Class A, Class B, and Class F non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to redeemable Class A ordinary shares, net of applicable franchise and income taxes, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class A and Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31,	For The Period From January 14, 2021 (Inception) Through June 30,
	2021	2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$1,749	$1,749
Income and Franchise Tax	—	—
Net Earnings	$1,749	$1,749
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	17,250,000	17,250,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$—	$—

Non-Redeemable Class A, B, and F Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(224,944)	$(229,944)
Redeemable Net Earnings	(1,749)	(1,749)
Non-Redeemable Net Loss	$(226,693)	$(231,693)
Denominator: Weighted Average Non-Redeemable Class A, B, and F Ordinary Shares
Non-Redeemable Class A, B, and F Ordinary Shares, Basic and Diluted	6,179,889	5,635,868
Loss/Basic and Diluted Non-Redeemable Class A, B and F ordinary shares	$(0.04)	$(0.04)

PANACEA ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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

PANACEA ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the alignment shares until the earlier of: (A) their conversion into Class A ordinary shares; and (B) subsequent to the initial Business Combination, the date on which the Company completes a merger, share exchange, reorganization or other similar transaction that results in both a change of control and all of the Company’s public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing on April 6, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $30,000, respectively, in fees for these services, of which such amounts are included in accrued expenses in the accompanying condensed balance sheet as at June 30, 2021

Promissory Note — Related Party

On January 14, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 and the completion of the Initial Public Offering. As of June 30, 2021, there was no outstanding under the Promissory Note. The outstanding balance under the Promissory Note of $100,108 was repaid at the closing of the Initial Public Offering on April 9, 2021. The promissory note is no longer available to the company.

PANACEA ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on a non-interest basis as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Class A ordinary shares at a price of $10.00 per share. As of June 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

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

PANACEA ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 20,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 1,522,242 Class A ordinary shares issued or outstanding, excluding 16,272,758 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 2,300,000 Class B ordinary shares issued and outstanding.

Class F Ordinary Shares — The Company is authorized to issue 50,000,000 Class F ordinary shares, with a par value of $0.0001 per share. Holders of the Class F ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 3,450,000 Class F ordinary shares issued and outstanding.

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

PANACEA ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At June 30, 2021, assets held in the Trust Account were comprised of $172,501,749 in money market funds which are invested primarily in U.S. Treasury Securities. During the period from January 14, 2021 (inception) through June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$172,501,749

NOTE 9. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 14, 2021 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss $224,944, which consisted of formation and operating costs of $226,693 offset by interest earned on investments held in Trust Account of $1,749.

For the period from January 14, 2021 (inception) through June 30, 2021, we had net loss $229,944, which consisted of formation and operating costs of $231,693 offset by interest earned on investments held in Trust Account of $1,749.

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

For the period from January 14, 2021 (inception) through June 30, 2021, cash used in operating activities was $1,168,274. Net loss of $229,944 was affected by interest earned on investments held in the Trust Account of $1,749, and Payment of formation costs through promissory note by sponsor of $5,000. Changes in operating assets and liabilities used $941,581 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $172,501,749 (including approximately $1,749 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash held outside the Trust Account of $670,808. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies. At June 30, 2021, we have not identified any critical accounting policies.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1*	Amended and Restated Memorandum and Articles of Association.
10.1*	Letter Agreement, dated April 6, 2021, among the Company, the Sponsor and the Company’s officers and directors.
10.2*	Investment Management Trust Agreement, dated April 6, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3*	Registration Rights Agreement, dated April 6, 2021, among the Company, the Sponsor and certain other security holders party thereto.
10.4*	Private Placement Shares Purchase Agreement, dated April 6, 2021, between the Company and the Sponsor.
10.5*	Administrative Services Agreement, dated April 6, 2021, between the Company and EcoR1 Capital, LLC.
10.6*	Forward Purchase Agreement, dated April 6, 2021, among the Company, the Sponsor, EcoR1 Capital Fund, L.P. and EcoR1 Capital Fund Qualified, L.P.
10.7*	An Indemnity Agreement, dated April 6, 2021, between the Company and Oleg Nodelman.
10.8*	An Indemnity Agreement, dated April 6, 2021, between the Company and Scott Perlen.
10.9*	An Indemnity Agreement, dated April 6, 2021, between the Company and Sarah Marriott.
10.10*	An Indemnity Agreement, dated April 6, 2021, between the Company and Caroline Stout.
10.11*	An Indemnity Agreement, dated April 6, 2021, between the Company and Scott Platshon.
10.12*	An Indemnity Agreement, dated April 6, 2021, between the Company and Praveen Tipirneni.
10.13*	An Indemnity Agreement, dated April 6, 2021, between the Company and Douglas E. Williams.
10.14*	An Indemnity Agreement, dated April 6, 2021, between the Company and Nina Kjellson.
10.15*	An Indemnity Agreement, dated April 6, 2021, between the Company and Douglas Giordano.
31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 14, 2021 and incorporated by reference herein.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANACEA ACQUISITION CORP. II

Date: August 13, 2021	By:	/s/ Oleg Nodelman
	Name:	Oleg Nodelman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Scott Perlen
	Name:	Scott Perlen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)