Form 10-Q
period 2021-09-30
Panacea Acquisition Corp. II
filed 2021-11-12
CIK 1828989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 12, 2021, there were 17,795,000 Class A ordinary shares, $0.0001 par value, 2,300,000 Class B ordinary shares, $0.0001 par value, issued and outstanding and 3,450,000 Class F ordinary shares, $0.0001 par value, issued and outstanding.

PANACEA ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Unaudited Condensed Balance Sheet as of September 30, 2021	1
Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from January 14, 2021 (Inception) through September 30, 2021	2
Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three months ended September 30, 2021 and for the period from January 14, 2021 (Inception) through September 30, 2021	3
Unaudited Condensed Statement of Cash Flows for the period from January 14, 2021 (Inception) through September 30, 2021	4
Unaudited Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4. Controls and Procedures	18

Part II. Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20

Part III. Signatures	21

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PANACEA ACQUISITION CORP. II

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

(UNAUDITED)

ASSETS
Current Assets
Cash	$634,958
Prepaid expenses	842,517
Total Current Assets	1,477,475

Investments held in Trust Account	172,505,294
TOTAL ASSETS	$173,982,769

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued offering costs	$344,050
Accrued expenses	85,939
Total Current Liabilities	429,989

Deferred underwriting fee payable	6,037,500
Total Liabilities	6,467,489

Commitments and Contingencies
Class A ordinary shares subject to possible redemption 17,250,000 shares at $10.00 per share redemption value	172,500,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 545,000 issued and outstanding	55
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,300,000 shares issued and outstanding	230
Class F ordinary shares, $0.0001 par value, 50,000,000 shares authorized; 3,450,000 shares issued and outstanding	345
Additional paid-in capital	—
Accumulated deficit	(4,985,350)
Total Shareholders’ Deficit	(4,984,720)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$173,982,769

The accompanying notes are an integral part of the unaudited condensed financial statements.

PANACEA ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended September 30,	For The Period From January 14, 2021 (Inception) Through September 30,
	2021	2021

Operating and formation costs	$215,853	$447,546
Loss from operations	(215,853)	(447,546)

Other income:
Interest earned on investments held in Trust Account	3,545	5,294
Other income	3,545	5,294

Net loss	$(212,308)	$(442,252)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	17,795,000	11,954,942

Basic and diluted net loss per ordinary share, Class A ordinary shares	$(0.01)	$(0.03)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	2,300,000	2,201,544

Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.01)	$(0.03)

Basic and diluted weighted average shares outstanding, Class F ordinary shares	3,450,000	3,302,317

Basic and diluted net loss per ordinary share, Class F ordinary shares	$(0.01)	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PANACEA ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD

FROM JANUARY 14, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Class F Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ (Equity)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 14, 2021 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares and Class F ordinary shares to Sponsor	—	—	2,300,000	230	3,450,000	345	24,425	—	25,000

Net loss	—	—	—	—	—	—	—	(5,000)	(5,000)

Balance – March 31, 2021	—	$—	2,300,000	$230	3,450,000	$345	$24,425	$(5,000)	$20,000

Sale of 545,000 Private Placement Shares	545,000	55	—	—	—	—	5,449,945	—	5,450,000

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	—	(5,474,370)	(4,543,098)	(10,017,468)

Net loss	—	—	—	—	—	—	—	(224,944)	(224,944)
Balance – June 30, 2021	545,000	$55	2,300,000	$230	3,450,000	$345	$—	$(4,773,042)	$(4,772,412)

Net loss	—	—	—	—	—	—	—	(212,308)	(212,308)
Balance – September 30, 2021	545,000	$55	2,300,000	$230	3,450,000	$345	$—	$(4,985,350)	$(4,984,720)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PANACEA ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 14, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(442,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(5,294)
Payment of formation costs through promissory note by Sponsor	5,000
Changes in operating assets and liabilities:
Prepaid expenses	(842,517)
Accrued expenses	85,939
Net cash used in operating activities	(1,199,124)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(172,500,000)
Net cash used in investing activities	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Shares, net of underwriting discounts paid	169,050,000
Proceeds from sale of Private Placement Shares	5,450,000
Repayment of promissory note – related party	(100,108)
Payment of offering costs	(65,810)
Net cash provided by financing activities	174,334,082

Net Change in Cash	634,958
Cash – Beginning of period	—
Cash – End of period	$634,958

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$344,050
Offering costs paid by Sponsor in exchange for issuance of founder shares	$20,000
Offering costs paid through promissory note	$100,108

Deferred underwriting fee payable	$6,037,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

PANACEA ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 14, 2021 (inception) through September 30, 2021 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering became effective on April 6, 2021. On April 9, 2021, the Company consummated the Initial Public Offering of 17,250,000 Class A ordinary shares (the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 2,250,000 Public Shares, at $10.00 per Public Share, generating gross proceeds of $172,500,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 545,000 Class A ordinary shares (the “Private Placement Shares”) at a price of $10.00 per Private Placement Share in a private placement to EcoR1 Panacea Holdings II, LLC (an affiliate of EcoR1 Capital, LLC) (the “Sponsor”), generating gross proceeds of $5,450,000, which is described in Note 5.

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6), alignment shares (as defined in Note 6), Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

PANACEA ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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

PANACEA ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form 10-Q’s will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its income (loss) per common share calculation to allocate net income (loss) evenly to Class A, Class B and Class F ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, all classes of ordinary shares share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table.

Balance Sheet as of April 9, 2021 (audited)	As Previously Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$162,952,530	$9,547,470	$172,500,000
Class A ordinary shares	$150	$(95)	$55
Additional paid-in capital	$5,004,277	$(5,004,277)	$—
Accumulated deficit	$(5,000)	$(4,543,098)	$(4,548,098)
Total Shareholders’ Equity (Deficit)	$5,000,002	$(9,547,470)	$(4,547,468)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on April 8, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on April 15, 2021. The interim results for the period ended September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

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
SEPTEMBER 30, 2021
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Investments held in Trust Account

The Company’s portfolio of investments held in trust is comprised solely of investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

PANACEA ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021, the Class A ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Class A ordinary shares issuance costs	$(10,017,468)
Plus:
Accretion of carrying value to redemption value	$10,017,468

Class A ordinary shares subject to possible redemption	$172,500,000

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021			For the period from January 14, 2021 (Inception) through September 30, 2021
	Class A	Class B	Class F	Class A	Class B	Class F
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(160,460)	$(20,739)	$(31,109)	$(302,833)	$(55,768)	$(83,652)
Denominator:
Basic and diluted weighted average shares outstanding	17,795,000	2,300,000	3,450,000	11,954,942	2,201,544	3,302,317

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.03)	$(0.03)

PANACEA ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on April 9, 2021, the Company sold 17,250,000 Public Shares, which includes a full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Public Shares, at a purchase price of $10.00 per Public Share.

NOTE 5. PRIVATE PLACEMENT

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
SEPTEMBER 30, 2021
(Unaudited)

NOTE 6. RELATED PARTY TRANSACTIONS

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

Administrative Services Agreement

The Company entered into an agreement, commencing on April 6, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. For the three months ended September 30, 2021 and for the period from January 14, 2021 (inception) through September 30, 2021, the Company incurred $30,000 and $60,000, respectively, in fees for these services, of which such amounts are included in accrued expenses in the accompanying condensed balance sheet as at September 30, 2021.

Promissory Note — Related Party

On January 14, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 and the completion of the Initial Public Offering. As of September 30, 2021, there was no outstanding under the Promissory Note. The outstanding balance under the Promissory Note of $100,108 was repaid at the closing of the Initial Public Offering on April 9, 2021. The promissory note is no longer available to the company.

PANACEA ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on a non-interest basis as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Class A ordinary shares at a price of $10.00 per share. As of September 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

Forward Purchase Agreement

On April 6, 2021, the Company entered into a forward purchase agreement pursuant to which the funds affiliated with EcoR1 Capital, LLC (the “forward purchase investors”) have agreed to purchase an aggregate of up to 2,500,000 shares (the “forward purchase shares”), for a purchase price of $10.00 per share, or an aggregate of $25,000,000, in a private placement to close concurrently with the closing of a Business Combination. The obligations under the forward purchase agreements will not depend on whether any Class A ordinary shares are redeemed by the public shareholders. The forward purchase shares will be identical to the Class A ordinary shares included in the Public Shares sold in the Initial Public Offering, except that they will be subject to certain registration rights.

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

PANACEA ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 20,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 545,000 Class A ordinary shares issued and outstanding, excluding 17,250,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 2,300,000 Class B ordinary shares issued and outstanding.

Class F Ordinary Shares — The Company is authorized to issue 50,000,000 Class F ordinary shares, with a par value of $0.0001 per share. Holders of the Class F ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 3,450,000 Class F ordinary shares issued and outstanding.

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
SEPTEMBER 30, 2021
(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

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

At September 30, 2021, assets held in the Trust Account were comprised of $172,505,294 in money market funds which are invested primarily in U.S. Treasury Securities. During the period from January 14, 2021 (inception) through September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$172,505,294

NOTE 10. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 14, 2021 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net loss $212,308, which consisted of formation and operating costs of $215,853 offset by interest earned on investments held in Trust Account of $3,545.

For the period from January 14, 2021 (inception) through September 30, 2021, we had net loss $442,252, which consisted of formation and operating costs of $447,546 offset by interest earned on investments held in Trust Account of $5,294.

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

For the period from January 14, 2021 (inception) through September 30, 2021, cash used in operating activities was $1,204,124. Net loss of $442,252 was affected by interest earned on investments held in the Trust Account of $5,294, and payment of formation costs through promissory note by sponsor of $5,000. Changes in operating assets and liabilities used $761,578 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $172,505,294 (including approximately $5,294 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash held outside the Trust Account of $634,958. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies. At September 30, 2021, we have not identified any critical accounting policies.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

Net Income (Loss) Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For a description of the use of the proceeds generated in our initial public offering, see Part II, Item 2 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2021. There has been no material change in the planned use of the proceeds from the Company’s initial public offering and private placement as is described in the Company’s final prospectus, filed with the SEC on April 8, 2021.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Registrant
31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	Filed herewith.
***	Furnished herewith.

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANACEA ACQUISITION CORP. II

Date: November 12, 2021	By:	/s/ Oleg Nodelman
	Name:	Oleg Nodelman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Scott Perlen
	Name:	Scott Perlen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)