Form 10-Q/A
period 2021-09-30
Panacea Acquisition Corp. II
filed 2022-02-07
CIK 1828989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of February 7, 2022, there were 17,795,000 Class A ordinary shares, $0.0001 par value, 2,300,000 Class B ordinary shares, $0.0001 par value, issued and outstanding and 3,450,000 Class F ordinary shares, $0.0001 par value, issued and outstanding.

PANACEA ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Unaudited Condensed Balance Sheet as of September 30, 2021	1
Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from January 14, 2021 (Inception) through September 30, 2021	2
Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three months ended September 30, 2021 and for the period from January 14, 2021 (Inception) through September 30, 2021	3
Unaudited Condensed Statement of Cash Flows for the period from January 14, 2021 (Inception) through September 30, 2021	4
Unaudited Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4. Controls and Procedures	18

Part II. Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20

Part III. Signatures	21

i

EXPLANATORY NOTE

Panacea Acquisition Corp. II (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).

Background of Restatement

All of the shares held by the Company’s public shareholders (the “Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly classified its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity as of the Initial Public Offering date and all subsequent reporting periods.

In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.

As a result, the Company’s management, together with the Audit Committee, determined that the Company’s financial statements and other financial data as of and for the three months ended June 30, 2021 and for the period from January 14, 2021 (inception) to June 30, 2021 should be restated in the Form 10-Q/A as a result of this error. These financial statements will be restated in Note 2 of this September 30, 2021 amended Form 10-Q. These restatements result in a change in the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On February 7, 2022, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weakness identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

ii

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

PANACEA ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD

FROM JANUARY 14, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Class F Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 14, 2021 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares and Class F ordinary shares to Sponsor	—	—	2,300,000	230	3,450,000	345	24,425	—	25,000

Net loss	—	—	—	—	—	—	—	(5,000)	(5,000)

Balance – March 31, 2021 (unaudited)	—	$—	2,300,000	$230	3,450,000	$345	$24,425	$(5,000)	$20,000

Sale of 545,000 Private Placement Shares	545,000	55	—	—	—	—	5,449,945	—	5,450,000

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	—	(5,474,370)	(4,543,098)	(10,017,468)

Net loss	—	—	—	—	—	—	—	(224,944)	(224,944)
Balance – June 30, 2021 (restated) (unaudited)	545,000	$55	2,300,000	$230	3,450,000	$345	$—	$(4,773,042)	$(4,772,412)

Net loss	—	—	—	—	—	—	—	(212,308)	(212,308)
Balance – September 30, 2021 (unaudited)	545,000	$55	2,300,000	$230	3,450,000	$345	$—	$(4,985,350)	$(4,984,720)

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

PANACEA ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. During the quarter ended September 30, 2021, the Company determined that at the closing of the Company’s Initial Public Offering (including the sale of the shares issued pursuant to the exercise of the underwriters’ overallotment) it had improperly classified its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its income (loss) per ordinary share calculation to allocate net income (loss) pro rata to Class A, Class B and Class F ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, all classes of ordinary shares share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table:

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of June 30, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$162,727,580	$9,772,420	$172,500,000
Class A ordinary shares	$153	$(98)	$55
Additional paid-in capital	$5,229,224	$(5,229,224)	$—
Retained earnings	$(229,944)	$(4,543,098)	$(4,773,042)
Total Shareholders’ Equity (Deficit)	$5,000,008	$(9,772,420)	$(4,772,412)
Number of shares subject to redemption	16,272,758	977,242	17,250,000

Statement of Cash Flows for the period from January 14, 2021 (inception) through June 30, 2021 (unaudited)
Initial classification of Class A ordinary shares subject to possible redemption	$162,952,530	$(162,952,530)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(224,950)	$224,950	$—

Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A ordinary shares	17,250,000	(1,036,778)	16,213,222
Basic and diluted net loss per share, Class A ordinary shares	$—	$(0.01)	$(0.01)
Basic and diluted weighted average shares outstanding, Class A, B and F non-redeemable shares	6,179,889	(6,179,889)	—
Basic and diluted net loss per share, Class A, B and F non-redeemable shares	$(0.04)	$0.04	$—
Basic and diluted weighted average shares outstanding of Class B ordinary shares	—	2,273,626	2,273,626
Basic and diluted net loss per share, Class B ordinary shares	$—	$(0.01)	$(0.01)
Basic and diluted weighted average shares outstanding of Class F ordinary shares	—	3,410,440	3,410,440
Basic and diluted net loss per share, Class F ordinary shares	$—	$(0.01)	$(0.01)

Statement of Operations for the period from January 14, 2021 (inception) to June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A ordinary shares	17,250,000	(8,512,335)	8,737,665
Basic and diluted net loss per share, Class A ordinary shares	$—	$(0.02)	$(0.02)
Basic and diluted weighted average shares outstanding, Class A, B and F non-redeemable shares	5,635,868	(5,635,868)	—
Basic and diluted net loss per share, Class A, B and F non-redeemable shares	$(0.04)	$0.04	$—
Basic and diluted weighted average shares outstanding of Class B ordinary shares	—	2,147,305	2,147,305
Basic and diluted net loss per share, Class B ordinary shares	$—	$(0.02)	$(0.02)
Basic and diluted weighted average shares outstanding of Class F ordinary shares	—	3,220,958	3,220,958
Basic and diluted net loss per share, Class F ordinary shares	$—	$(0.02)	$(0.02)

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

The Company has elected to recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

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

PANACEA ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021			For the period from January 14, 2021 (Inception) through September 30, 2021
	Class A	Class B	Class F	Class A	Class B	Class F
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(160,460)	$(20,739)	$(31,109)	$(302,833)	$(55,768)	$(83,652)
Denominator:
Basic and diluted weighted average shares outstanding	17,795,000	2,300,000	3,450,000	11,954,942	2,201,544	3,302,317

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.03)	$(0.03)

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 14, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, other than the restatement as discussed in Note 2.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly classified our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

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

The Company has elected to recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Net Income (Loss) Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 effective January 14, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. We have taken a number of measures to remediate such material weakness; however, if we are unable to remediate our material weakness in a timely manner or we identify additional material weakness, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. The existence of material weakness in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

PANACEA ACQUISITION CORP. II

Date: February 7, 2022	By:	/s/ Oleg Nodelman
	Name:	Oleg Nodelman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 7, 2022	By:	/s/ Scott Perlen
	Name:	Scott Perlen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)