Form 10-Q
period 2022-03-31
Panacea Acquisition Corp. II
filed 2022-05-16
CIK 1828989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 16, 2022, there were 17,795,000 Class A ordinary shares, $0.0001 par value, 2,300,000 Class B ordinary shares, $0.0001 par value, issued and outstanding and 3,450,000 Class F ordinary shares, $0.0001 par value, issued and outstanding.

PANACEA ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from January 14, 2021 (Inception) through March 31, 2021	2
Unaudited Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three months ended March 31, 2022 and for the period from January 14, 2021 (Inception) through March 31, 2021	3
Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from January 14, 2021 (Inception) through March 31, 2021	4
Unaudited Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	17

Part II. Other Information
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20

Part III. Signatures	21

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PANACEA ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$280,875	$353,114
Prepaid expenses	355,763	324,975
Total Current Assets	636,638	678,089

Prepaid insurance – long term	231,848	367,247
Investments held in Trust Account	172,513,835	172,509,581
TOTAL ASSETS	$173,382,321	$173,554,917

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$336,558	$205,728
Accrued offering costs	90,454	90,454
Total Current Liabilities	427,012	296,182

Deferred underwriting fee payable	6,037,500	6,037,500
Total Liabilities	6,464,512	6,333,682

Commitments and Contingencies

Class A ordinary shares subject to possible redemption 17,250,000 shares at $10.00 per share redemption value at March 31, 2022 and December 31, 2021	172,500,000	172,500,000

Shareholder’s Deficit
Preference shares, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 545,000 issued and outstanding (excluding 17,250,000 Class A ordinary shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	55	55
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,300,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	230	230
Class F ordinary shares, $0.0001 par value, 50,000,000 shares authorized; 3,450,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	345	345
Additional paid-in capital	—	—
Accumulated deficit	(5,582,821)	(5,279,395)
Total Shareholder’s Deficit	(5,582,191)	(5,278,765)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$173,382,321	$173,554,917

The accompanying notes are an integral part of these unaudited condensed financial statements.

PANACEA ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31,	For The Period From January 14, 2021 (Inception) Through March 31,
	2022	2021

Operating and formation costs	$307,680	$5,000
Loss from operations	(307,680)	(5,000)

Other income:
Interest earned on investments held in Trust Account	4,254	—
Other income	4,254	—

Net loss	$(303,426)	$(5,000)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	17,795,000	—

Basic and diluted net loss per ordinary share, Class A ordinary shares	$(0.01)	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	2,300,000	2,000,000

Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.01)	$(0.00)

Basic and diluted weighted average shares outstanding, Class F ordinary shares	3,450,000	3,000,000

Basic and diluted net loss per ordinary share, Class F ordinary shares	$(0.01)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PANACEA ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (EQUITY)

For the Three Months Ended March 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Class F Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	545,000	$55	2,300,000	$230	3,450,000	$345	$—	$(5,279,395)	$(5,278,765)

Net loss	—	—	—	—	—	—	—	(303,426)	(303,426)
Balance – March 31, 2022	545,000	$55	2,300,000	$230	3,450,000	$345	$—	$(5,582,821)	$(5,582,191)

For the Period From January 14, 2021 (Inception) Through March 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Class F Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 14, 2021 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares and Class F ordinary shares to Sponsor	—	—	2,300,000	230	3,450,000	345	24,425	—	25,000

Net loss	—	—	—	—	—	—	—	(5,000)	(5,000)
Balance – March 31, 2021	—	$—	2,300,000	$230	3,450,000	$345	$24,425	$(5,000)	$20,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

PANACEA ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,	For the Period from January 14, 2021 (inception) through March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(303,426)	$(5,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(4,254)	—
Payment of formation costs through promissory note by Sponsor	—	5,000
Changes in operating assets and liabilities:
Prepaid expenses	104,611	—
Accrued expenses	130,830	—
Net cash used in operating activities	(72,239)	—

Net Change in Cash	72,239	—
Cash – Beginning of period	353,114	—
Cash – End of period	$280,875	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$90,454	$302,429
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$20,000
Offering costs paid through promissory note	$—	$100,108

The accompanying notes are an integral part of the unaudited condensed financial statements.

PANACEA ACQUISITION CORP. II
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Panacea Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 14, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses or entities (a “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 14, 2021 (inception) through March 31, 2022 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

PANACEA ACQUISITION CORP. II
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 9, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 9, 2023.

PANACEA ACQUISITION CORP. II
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2022. The interim results for the period ended March 31, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments held in Trust Account

The Company’s portfolio of investments held in trust is comprised solely of investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

PANACEA ACQUISITION CORP. II
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

Income Taxes

The Company accounts for income taxes under Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022, and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

At March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Class A ordinary shares issuance costs	(10,017,468)
Plus:
Accretion of carrying value to redemption value	10,017,468

Class A ordinary shares subject to possible redemption	$172,500,000

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

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company has three classes of ordinary shares, which are referred to as Class A ordinary shares, Class B ordinary shares, and Class F ordinary shares. Income and losses are shared pro rata between the three classes of ordinary shares. This presentation assumes a business combination as the most likely outcome. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

PANACEA ACQUISITION CORP. II
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2022			For the period from January 14, 2021 (Inception) through March 31, 2021
	Class A	Class B	Class F	Class A	Class B	Class F
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(229,325)	$(29,640)	$(44,460)	$—	$(2,000)	$(3,000)
Denominator:
Basic and diluted weighted average shares outstanding	17,795,000	2,300,000	3,450,000	—	2,000,000	3,000,000

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.01)	$—	$(0.00)	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

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

PANACEA ACQUISITION CORP. II
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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

The sale or transfers of the Founders Shares to members of the Company’s the board of directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of March 31, 2022, the Company determined that a Business Combination is not considered probable until the business combination is completed, and therefore, no stock-based compensation expense has been recognized.

Administrative Services Agreement

The Company entered into an agreement, commencing on April 6, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. For the three months ended March 31, 2022, the Company incurred $30,000, in fees for these services, of which such amounts are included in accrued expenses in the accompanying condensed balance sheet as of March 31, 2022. For the period from January 14, 2021 (inception) through March 31, 2021, the Company did not incur any fees for these services.

Promissory Note — Related Party

On January 14, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 and the completion of the Initial Public Offering. As of March 31, 2022 and December 31, 2021, there was no outstanding under the Promissory Note. The outstanding balance under the Promissory Note of $100,108 was repaid at the closing of the Initial Public Offering on April 9, 2021. The promissory note is no longer available to the company.

PANACEA ACQUISITION CORP. II
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on a non-interest basis as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Class A ordinary shares at a price of $10.00 per share. As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and other events (such as the recent invasion by Russia of Ukraine and any further escalation of hostilities related thereto, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) and has concluded that while it is reasonably possible that the virus, the invasion by Russia of Ukraine or other events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PANACEA ACQUISITION CORP. II
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 20,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 545,000 Class A ordinary shares issued and outstanding, excluding 17,250,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 2,300,000 Class B ordinary shares issued and outstanding.

Class F Ordinary Shares — The Company is authorized to issue 50,000,000 Class F ordinary shares, with a par value of $0.0001 per share. Holders of the Class F ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 3,450,000 Class F ordinary shares issued and outstanding.

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

PANACEA ACQUISITION CORP. II
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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

At March 31, 2022, assets held in the Trust Account were comprised of $172,513,835 in money market funds which are invested primarily in U.S. Treasury Securities. During the three months ended March 31, 2022, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $172,509,581 in money market funds which are invested primarily in U.S. Treasury Securities. During the period from January 14, 2021 (inception) through December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022, and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$172,513,835	$172,509,581

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 14, 2021 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net loss of $303,426, which consisted of operating and formation costs of $307,680 offset by interest earned on investments held in Trust Account of $4,254.

For the period from January 14, 2021 (inception) through March 31, 2021, we had net loss of $5,000 which consisted of operating and formation costs.

Liquidity and Going Concern

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

For the three months ended March 31, 2022, cash used in operating activities was $72,239. Net loss of $303,426 was affected by interest earned on investments held in the Trust Account of $4,254. Changes in operating assets and liabilities provided $235,441 of cash for operating activities.

For the period from January 14, 2021 (inception) through March 31, 2021, cash used in operating activities was $0. Net loss of $5,000 was affected by payment of formation costs through promissory note by sponsor.

As of March 31, 2022, we had marketable securities held in the Trust Account of $172,513,835 (including approximately $14,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash held outside the Trust Account of $280,875. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 9, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 9, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies. At March 31, 2022, we have not identified any critical accounting policies.

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

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company has three classes of ordinary shares, which are referred to as Class A ordinary shares, Class B ordinary shares, and Class F ordinary shares. Losses are shared pro rata between the three classes of ordinary shares. Accretion associated with the redeemable shares of Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II–- OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2022. We have taken a number of measures to remediate such material weakness; however, if we are unable to remediate our material weakness in a timely manner or we identify additional material weakness, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. The existence of material weakness in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, our Business Combination may be contingent on our ability to comply with certain laws and regulations and any post-Business Combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In addition, those laws and regulations and their interpretation and application may change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act. These rules, if adopted, whether in the form proposed or in revised form, may impact the involvement of target companies and other market participants, including investment banks, may materially adversely affect our business, including our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 31, 2022. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

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

PART III

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANACEA ACQUISITION CORP. II

Date: May 16, 2022	By:	/s/ Oleg Nodelman
	Name:	Oleg Nodelman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Scott Perlen
	Name:	Scott Perlen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)