Form 10-Q
period 2022-06-30
Panacea Acquisition Corp. II
filed 2022-08-15
CIK 1828989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

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

As of August 15, 2022, there were 17,795,000 Class A ordinary shares, $0.0001 par value, 2,300,000 Class B ordinary shares, $0.0001 par value, issued and outstanding and 3,450,000 Class F ordinary shares, $0.0001 par value, issued and outstanding.

PANACEA ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Condensed Financial Statements	1
Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for period from January 14, 2021 (Inception) through June 30, 2021	2
Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for period from January 14, 2021 (Inception) through June 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from January 14, 2021 (Inception) through June 30, 2021	4
Unaudited Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	17

Part II. Other Information
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	19

Part III. Signatures	20

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements.

PANACEA ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$134,322	$353,114
Prepaid expenses	444,373	324,975
Total Current Assets	578,695	678,089

Prepaid expenses – long term	—	367,247
Investments held in Trust Account	172,592,002	172,509,581
TOTAL ASSETS	$173,170,697	$173,554,917

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$277,973	$205,728
Accrued offering costs	90,454	90,454
Total Current Liabilities	368,427	296,182

Deferred underwriting fee payable	6,037,500	6,037,500
Total Liabilities	6,405,927	6,333,682

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 17,250,000 shares at $10.01 and $10.00 per share redemption value at June 30, 2022 and December 31, 2021, respectively	172,592,002	172,500,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 545,000 issued and outstanding (excluding 17,250,000 Class A ordinary shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	55	55
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,300,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	230	230
Class F ordinary shares, $0.0001 par value, 50,000,000 shares authorized; 3,450,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	345	345
Additional paid-in capital	—	—
Accumulated deficit	(5,827,862)	(5,279,395)
Total Shareholders’ Deficit	(5,827,232)	(5,278,765)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$173,170,697	$173,554,917

The accompanying notes are an integral part of these unaudited condensed financial statements.

PANACEA ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from January 14, 2021 (Inception) through June 30,
	2022	2021	2022	2021

Formation and operating costs	$231,206	$226,693	$538,886	$231,693
Loss from operations	(231,206)	(226,693)	(538,886)	(231,693)

Other income:
Interest earned on investments held in Trust Account	78,167	1,749	82,421	1,749
Total other income	78,167	1,749	82,421	1,749

Net loss	$(153,039)	$(224,944)	$(456,465)	$(229,944)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	17,795,000	16,213,222	17,795,000	8,737,665
Basic and diluted net loss per share, Class A ordinary shares	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	2,300,000	2,273,626	2,300,000	2,147,305
Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Basic and diluted weighted average shares outstanding, Class F ordinary shares	3,450,000	3,410,440	3,450,000	3,220,958
Basic and diluted net loss per ordinary share, Class F ordinary shares	$(0.01)	$(0.01)	$(0.02)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PANACEA ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Class F Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	545,000	$55	2,300,000	$230	3,450,000	$345	$—	$(5,279,395)	$(5,278,765)

Net loss	—	—	—	—	—	—	—	(303,426)	(303,426)

Balance – March 31, 2022	545,000	55	2,300,000	230	3,450,000	345	—	(5,582,821)	(5,582,191)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	—	—	(92,002)	(92,002)

Net loss	—	—	—	—	—	—	—	(153,039)	(153,039)

Balance – June 30, 2022	545,000	$55	2,300,000	$230	3,450,000	$345	$—	$(5,827,862)	$(5,827,232)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE

PERIOD FROM JANUARY 14, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Class F Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 14, 2021 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares and Class F ordinary shares to Sponsor	—	—	2,300,000	230	3,450,000	345	24,425	—	25,000

Net loss	—	—	—	—	—	—	—	(5,000)	(5,000)

Balance – March 31, 2021	—	—	2,300,000	230	3,450,000	345	24,425	(5,000)	20,000

Sale of 545,000 Private Placement Shares	545,000	545	—	—	—	—	5,449,945	—	5,450,000

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	—	(5,474,370)	(4,543,098)	(10,017,468)

Net loss	—	—	—	—	—	—	—	(224,944)	(224,944)

Balance – June 30, 2021	545,000	$55	2,300,000	$230	3,450,000	$345	$—	$(4,773,042)	$(4,772,412)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PANACEA ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,	For the Period from January 14, 2021 (Inception) through June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(456,465)	$(229,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(82,421)	(1,749)
Payment of formation costs through promissory note by Sponsor	—	5,000
Changes in operating assets and liabilities:
Prepaid expenses	247,849	(994,405)
Accrued expenses	72,245	52,824
Net cash used in operating activities	(218,792)	(1,168,274)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(172,500,000)
Net cash used in investing activities	—	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	169,050,000
Proceeds from sale of Private Placement Units	—	5,450,000
Repayment of promissory note - related party	—	(100,108)
Payment of offering costs	—	(60,810)
Net cash provided by financing activities	—	174,339,082

Net Change in Cash	(218,792)	670,808
Cash – Beginning of period	353,114	—
Cash – End of period	$134,322	$670,808

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$349,050
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$20,000
Offering costs paid through promissory note	$—	$100,108
Accretion for Class A ordinary shares to redemption amount	$92,002	$—
Deferred underwriting fee payable	$—	$6,037,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

PANACEA ACQUISITION CORP. II
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 14, 2021 (inception) through June 30, 2022 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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
JUNE 30, 2022

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
JUNE 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

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

PANACEA ACQUISITION CORP. II
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

Income Taxes

The Company accounts for income taxes under Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022, and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

At June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Class A ordinary shares issuance costs	(10,017,468)
Plus:
Accretion of carrying value to redemption value	10,017,468

Class A ordinary shares subject to possible redemption as at December 31, 2021	$172,500,000
Plus:
Accretion of carrying value to redemption value	92,002

Class A ordinary shares subject to possible redemption as at June 30, 2022	$172,592,002

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

PANACEA ACQUISITION CORP. II
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2022			For the Three Months Ended June 30, 2021
	Class A	Class B	Class F	Class A	Class B	Class F
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(115,665)	$(14,950)	$(22,424)	$(170,010)	$(21,974)	$(32,960)
Denominator:
Basic and diluted weighted average shares outstanding	17,795,000	2,300,000	3,450,000	17,795,000	2,300,000	3,450,000

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

	For the Six Months Ended June 30, 2022			For the period from January 14, 2021 (Inception) through June 30, 2021
	Class A	Class B	Class F	Class A	Class B	Class F
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(344,990)	$(44,590)	$(66,885)	$(142,435)	$(35,004)	$(52,505)
Denominator:
Basic and diluted weighted average shares outstanding	17,795,000	2,300,000	3,450,000	8,737,665	2,147,305	3,220,958

Basic and diluted net loss per ordinary share	$(0.02)	$(0.02)	$(0.02)	$(0.02)	$(0.02)	$(0.02)

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
JUNE 30, 2022

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

The sale or transfers of the Founders Shares to members of the Company’s the board of directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of June 30, 2022, the Company determined that a Business Combination is not considered probable until the business combination is completed, and therefore, no stock-based compensation expense has been recognized.

Administrative Services Agreement

The Company entered into an agreement, commencing on April 6, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000, in fees for these services, of which such amounts are included in accrued expenses in the accompanying condensed balance sheets as of June 30, 2022. For the three months ended June 30, 2021 and for period from January 14, 2021 (inception) through June 30, 2021, the Company incurred $30,000, in fees for these services.

Promissory Note — Related Party

On January 14, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 and the completion of the Initial Public Offering. As of June 30, 2022 and December 31, 2021, there was no outstanding under the Promissory Note. The outstanding balance under the Promissory Note of $100,108 was repaid at the closing of the Initial Public Offering on April 9, 2021. The promissory note is no longer available to the Company.

PANACEA ACQUISITION CORP. II
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on a non-interest basis as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Class A ordinary shares at a price of $10.00 per share. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

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

PANACEA ACQUISITION CORP. II
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 20,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 545,000 Class A ordinary shares issued and outstanding, excluding 17,250,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 2,300,000 Class B ordinary shares issued and outstanding.

Class F Ordinary Shares — The Company is authorized to issue 50,000,000 Class F ordinary shares, with a par value of $0.0001 per share. Holders of the Class F ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 3,450,000 Class F ordinary shares issued and outstanding.

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
JUNE 30, 2022

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

At June 30, 2022, assets held in the Trust Account were comprised of $172,592,002 in money market funds which are invested primarily in U.S. Treasury Securities. During the three and six months ended June 30, 2022, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $172,509,581 in money market funds which are invested primarily in U.S. Treasury Securities. During the period from January 14, 2021 (inception) through December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022, and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$172,592,002	$172,509,581

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2022 and Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 14, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net loss of $153,039, which consisted of operating and formation costs of $231,206 offset by interest earned on investments held in Trust Account of $78,167.

For the six months ended June 30, 2022, we had net loss of $456,465, which consisted of operating and formation costs of $538,886 offset by interest earned on investments held in Trust Account of $82,421.

For the three months ended June 30, 2021, we had net loss of $224,944, which consisted of operating and formation costs of $226,693 offset by interest earned on investments held in Trust Account of $1,749.

For the period from January 14, 2021 (inception) through June 30, 2021, we had net loss of $229,944, which consisted of operating and formation costs of $231,693 offset by interest earned on investments held in Trust Account of $1,749.

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

For the six months ended June 30, 2022, cash used in operating activities was $218,792. Net loss of $456,465 was affected by interest earned on investments held in the Trust Account of $82,421. Changes in operating assets and liabilities provided $320,094 of cash for operating activities.

For the period from January 14, 2021 (inception) through June 30, 2021, cash used in operating activities was $1,168,274. Net loss of $229,944 was affected by payment of formation costs through promissory note by sponsor of $5,000 and interest earned on investments held in Trust Account of $1,749. Changes in operating assets and liabilities used $941,581 of cash for operating activities.

As of June 30, 2022, we had marketable securities held in the Trust Account of $172,592,002 (including approximately $92,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash held outside the Trust Account of $134,322. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies. At June 30, 2022, we have not identified any critical accounting policies.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended June 30, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

PART II–- OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 31, 2022 and Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022 and Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022.

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

PANACEA ACQUISITION CORP. II

Date: August 15, 2022	By:	/s/ Oleg Nodelman
	Name:	Oleg Nodelman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Scott Perlen
	Name:	Scott Perlen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)