Form 10-Q
period 2022-09-30
Panacea Acquisition Corp. II
filed 2022-11-14
CIK 1828989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 14, 2022, there were 17,795,000 Class A ordinary shares, $0.0001 par value, 2,300,000 Class B ordinary shares, $0.0001 par value, issued and outstanding and 3,450,000 Class F ordinary shares, $0.0001 par value, issued and outstanding.

PANACEA ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Condensed Financial Statements	1
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for period from January 14, 2021 (Inception) through September 30, 2021	2
Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for period from January 14, 2021 (Inception) through September 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from January 14, 2021 (Inception) through September 30, 2021	4
Unaudited Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	17

Part II. Other Information
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	19

Part III. Signatures	20

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements.

PANACEA ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$101,040	$353,114
Prepaid expenses	291,137	324,975
Total Current Assets	392,177	678,089

Prepaid expenses – long term	—	367,247
Investments held in Trust Account	173,456,415	172,509,581
TOTAL ASSETS	$173,848,592	$173,554,917

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$306,031	$205,728
Accrued offering costs	90,454	90,454
Total Current Liabilities	396,485	296,182

Deferred underwriting fee payable	6,037,500	6,037,500
Total Liabilities	6,433,985	6,333,682

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 17,250,000 shares at $10.06 and $10.00 per share redemption value at September 30, 2022 and December 31, 2021, respectively	173,456,415	172,500,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 545,000 issued and outstanding (excluding 17,250,000 Class A ordinary shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	55	55
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,300,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	230	230
Class F ordinary shares, $0.0001 par value, 50,000,000 shares authorized; 3,450,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	345	345
Additional paid-in capital	—	—
Accumulated deficit	(6,042,438)	(5,279,395)
Total Shareholders’ Deficit	(6,041,808)	(5,278,765)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$173,848,592	$173,554,917

The accompanying notes are an integral part of these unaudited condensed financial statements.

PANACEA ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from January 14, 2021 (Inception) through September 30,
	2022	2021	2022	2021

Formation and operating costs	$214,576	$215,853	$753,462	$447,546
Loss from operations	(214,576)	(215,853)	(753,462)	(447,546)

Other income
Interest earned on investments held in Trust Account	864,413	3,545	946,834	5,294
Total other income	864,413	3,545	946,834	5,294

Net income (loss)	$649,837	$(212,308)	$193,372	$(442,252)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	17,795,000	17,795,000	17,795,000	11,954,942
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.03	$(0.01)	$0.01	$(0.03)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	2,300,000	2,300,000	2,300,000	2,201,544
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.03	$(0.01)	$0.01	$(0.03)

Basic and diluted weighted average shares outstanding, Class F ordinary shares	3,450,000	3,450,000	3,450,000	3,302,317
Basic and diluted net income (loss) per ordinary share, Class F ordinary shares	$0.03	$(0.01)	$0.01	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PANACEA ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Class F Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	545,000	$55	2,300,000	$230	3,450,000	$345	$—	$(5,279,395)	$(5,278,765)

Net loss	—	—	—	—	—	—	—	(303,426)	(303,426)

Balance – March 31, 2022 (unaudited)	545,000	55	2,300,000	230	3,450,000	345	—	(5,582,821)	(5,582,191)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	—	—	(92,002)	(92,002)

Net loss	—	—	—	—	—	—	—	(153,039)	(153,039)

Balance – June 30, 2022 (unaudited)	545,000	55	2,300,000	230	3,450,000	345	—	(5,827,862)	(5,827,232)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	—	—	(864,413)	(864,413)

Net income	—	—	—	—	—	—	—	649,837	649,837

Balance – September 30, 2022 (unaudited)	545,000	$55	2,300,000	$230	3,450,000	$345	$—	$(6,042,438)	$(6,041,808)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE

PERIOD FROM JANUARY 14, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Class F Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 14, 2021 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares and Class F ordinary shares to Sponsor	—	—	2,300,000	230	3,450,000	345	24,425	—	25,000

Net loss	—	—	—	—	—	—	—	(5,000)	(5,000)

Balance – March 31, 2021	—	—	2,300,000	230	3,450,000	345	24,425	(5,000)	20,000

Sale of 545,000 Private Placement Shares	545,000	55	—	—	—	—	5,449,945	—	5,450,000

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	—	(5,474,370)	(4,543,098)	(10,017,468)

Net loss	—	—	—	—	—	—	—	(224,944)	(224,944)

Balance – June 30, 2021	545,000	55	2,300,000	230	3,450,000	345	—	(4,773,042)	(4,772,412)

Net loss	—	—	—	—	—	—	—	(212,308)	(212,308)

Balance –September 30, 2021	545,000	$55	2,300,000	$230	3,450,000	$345	$—	$(4,985,350)	$(4,984,720)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PANACEA ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,	For the Period from January 14, 2021 (Inception) through September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$193,372	$(442,252)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(946,834)	(5,294)
Payment of formation costs through promissory note by Sponsor	—	5,000
Changes in operating assets and liabilities:
Prepaid expenses	401,085	(842,517)
Accrued expenses	100,303	85,939
Net cash used in operating activities	(252,074)	(1,199,124)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(172,500,000)
Net cash used in investing activities	—	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	169,050,000
Proceeds from sale of Private Placement Units	—	5,450,000
Repayment of promissory note - related party	—	(100,108)
Payment of offering costs	—	(65,810)
Net cash provided by financing activities	—	174,334,082

Net Change in Cash	(252,074)	634,958
Cash – Beginning of period	353,114	—
Cash – End of period	$101,040	$634,958

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$344,050
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$20,000
Offering costs paid through promissory note	$—	$100,108
Deferred underwriting fee payable	$—	$6,037,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

PANACEA ACQUISITION CORP. II
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 14, 2021 (inception) through September 30, 2022 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

PANACEA ACQUISITION CORP. II
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

PANACEA ACQUISITION CORP. II
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 9, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these condensed consolidated financial statements. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 9, 2023.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

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

PANACEA ACQUISITION CORP. II
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in trust is comprised solely of investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Income Taxes

The Company accounts for income taxes under Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022, and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

At September 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Class A ordinary shares issuance costs	(10,017,468)
Plus:
Accretion of carrying value to redemption value	10,017,468

Class A ordinary shares subject to possible redemption as at December 31, 2021	172,500,000
Plus:
Accretion of carrying value to redemption value	956,415

Class A ordinary shares subject to possible redemption as at September 30, 2022	$173,456,415

PANACEA ACQUISITION CORP. II
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity. Offering costs amounted to $10,017,468, which were charged against the ordinary shares subject to redemption upon the completion of the Initial Public Offering.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net Income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company has three classes of ordinary shares, which are referred to as Class A ordinary shares, Class B ordinary shares, and Class F ordinary shares. Income and losses are shared pro rata between the three classes of ordinary shares. This presentation assumes a business combination as the most likely outcome. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2022			For the Three Months Ended September 30, 2021
	Class A	Class B	Class F	Class A	Class B	Class F
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$491,138	$63,480	$95,219	$(160,460)	$(20,739)	$(31,109)
Denominator:
Basic and diluted weighted average shares outstanding	17,795,000	2,300,000	3,450,000	17,795,000	2,300,000	3,450,000

Basic and diluted net income (loss) per ordinary share	$0.03	$0.03	$0.03	$(0.01)	$(0.01)	$(0.01)

	For the Nine Months Ended September 30, 2022			For the Period from January 14, 2021 (Inception) through September 30, 2021
	Class A	Class B	Class F	Class A	Class B	Class F
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$146,148	$18,890	$28,334	$(302,833)	$(55,768)	$(83,652)
Denominator:
Basic and diluted weighted average shares outstanding	17,795,000	2,300,000	3,450,000	11,954,942	2,201,544	3,302,317

Basic and diluted net income (loss) per ordinary share	$0.01	$0.01	$0.01	$(0.03)	$(0.03)	$(0.03)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

PANACEA ACQUISITION CORP. II
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

The sale or transfers of the Founders Shares to members of the Company’s the board of directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of September 30, 2022, the Company determined that a Business Combination is not considered probable until the business combination is completed, and therefore, no stock-based compensation expense has been recognized.

PANACEA ACQUISITION CORP. II
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Administrative Services Agreement

The Company entered into an agreement, commencing on April 6, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000, in fees for these services, of which such amounts are included in accrued expenses in the accompanying condensed balance sheet as of September 30, 2022. For the three months ended September 30, 2021 and for period from January 14, 2021 (inception) through September 30, 2021, the Company incurred $30,000 and $60,000, respectively, in fees for these services. The Administrative Service Agreement fees included in accrued expenses in the accompanying unaudited condensed balance sheets at September 30, 2022, and December 31, 2021, were $180,000 and $90,000, respectively.

Promissory Note — Related Party

On January 14, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 and the completion of the Initial Public Offering. As of September 30, 2022 and December 31, 2021, there were no outstanding amounts due under the Promissory Note. The outstanding balance under the Promissory Note of $100,108 was repaid at the closing of the Initial Public Offering on April 9, 2021. The Promissory Note is no longer available to the Company.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on a non-interest basis as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Class A ordinary shares at a price of $10.00 per share. As of September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and other events (such as the recent invasion by Russia of Ukraine and any further escalation of hostilities related thereto, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) and has concluded that while it is reasonably possible that the virus, the invasion by Russia of Ukraine or other events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PANACEA ACQUISITION CORP. II
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 20,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 545,000 Class A ordinary shares issued and outstanding, excluding 17,250,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 2,300,000 Class B ordinary shares issued and outstanding.

Class F Ordinary Shares — The Company is authorized to issue 50,000,000 Class F ordinary shares, with a par value of $0.0001 per share. Holders of the Class F ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 3,450,000 Class F ordinary shares issued and outstanding.

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

PANACEA ACQUISITION CORP. II
UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

At September 30, 2022, assets held in the Trust Account were comprised of $173,456,415 in money market funds which are invested primarily in U.S. Treasury Securities. During the three and nine months ended September 30, 2022, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $172,509,581 in money market funds which are invested primarily in U.S. Treasury Securities. During the period from January 14, 2021 (inception) through December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022, and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$173,456,415	$172,509,581

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 14, 2021 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $649,837, which consisted of interest earned on investments held in Trust Account of $864,413, offset by operating and formation costs of $214,576.

For the nine months ended September 30, 2022, we had net income of $193,372, which consisted of interest earned on investments held in Trust Account of $946,834, offset by operating and formation costs of $753,462.

For the three months ended September 30, 2021, we had net loss of $212,308, which consisted of formation and operating costs of $215,853 offset by interest earned on investments held in Trust Account of $3,545.

For the period from January 14, 2021 (inception) through September 30, 2021, we had net loss of $442,252, which consisted of formation and operating costs of $447,546 offset by interest earned on investments held in Trust Account of $5,294.

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

For the nine months ended September 30, 2022, cash used in operating activities was $252,074. Net income of $193,372 was affected by interest earned on investments held in the Trust Account of $946,834. Changes in operating assets and liabilities provided $501,388 of cash for operating activities.

For the period from January 14, 2021 (inception) through September 30, 2021, cash used in operating activities was $1,199,124. Net loss of $442,252 was affected by interest earned on investments held in the Trust Account of $5,294, and payment of formation costs through promissory note by sponsor of $5,000. Changes in operating assets and liabilities used $756,578 of cash for operating activities.

As of September 30, 2022, we had marketable securities held in the Trust Account of $173,456,415 (including approximately $956,415 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash held outside the Trust Account of $101,040. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended September 30, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

PANACEA ACQUISITION CORP. II

Date: November 14, 2022	By:	/s/ Oleg Nodelman
	Name:	Oleg Nodelman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Scott Perlen
	Name:	Scott Perlen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)