Form 10-K
period 2022-12-31
Panacea Acquisition Corp. II
filed 2023-03-30
CIK 1828989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”). Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed as of June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter), was approximately $173,679,200.

As of March 29, 2023, there were there were 17,795,000 Class A ordinary shares, $0.0001 par value, 2,300,000 Class B ordinary shares, $0.0001 par value, and 3,450,000 Class F ordinary shares, $0.0001 par value, of the Registrant issued and outstanding.

PANACEA ACQUISITION CORP. II

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022
TABLE OF CONTENTS

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial Business Combination (as defined below);

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

●	the proceeds of the forward purchase shares being available to us;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	our pool of prospective target businesses and the biotechnology sector;

●	our ability to consummate an initial Business Combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities, or a significant outbreak of other infectious diseases);

●	the ability of our directors and officers to generate a number of potential Business Combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	our financial performance; and

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

We are not prohibited from pursuing an initial Business Combination with a business that is affiliated with our Sponsor, officers or directors. See “Risk Factors - Risks Relating to Our Management Team - Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.” In the event we seek to complete our initial Business Combination with a business that is affiliated with our Sponsor, officers or directors and if our board of directors is not able to independently determine the fair market value of the target business, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such Business Combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. For more information, see the section entitled “Item 10. Directors, Executive Officers and Corporate Governance - Conflicts of Interest.”

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

Human Capital

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

Item 1A. Risk Factors.

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

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our Public Shareholders may not be afforded an opportunity to vote on our initial Business Combination, which means we may complete our initial Business Combination even though a majority of our Public Shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial Business Combination unless the Business Combination would require shareholder approval under applicable law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other reasons. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a general meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding ordinary shares to a target business as consideration in any Business Combination. Therefore, if we were structuring a Business Combination that required us to issue more than 20% of our issued and outstanding ordinary shares, we would seek shareholder approval of such Business Combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial Business Combination even if holders of a majority of our issued and outstanding Public Shares do not approve of the Business Combination we consummate.

If we seek shareholder approval of our initial Business Combination, our Sponsor, officers and directors have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote.

Our initial shareholders, officers and directors have agreed (and their permitted transferees will agree) to vote any Founder Shares (as defined below), alignment shares, Private Placement Shares and Public Shares held by them in favor of our initial Business Combination. As a result, in addition to our initial shareholders’ Founder Shares, alignment shares and Private Placement Shares, we would need 5,468,251, or 31.7% (assuming all issued and outstanding shares are voted), or none (assuming only the minimum number of shares representing a quorum are voted), of the 17,250,000 Public Shares sold in the Initial Public Offering to be voted in favor of a transaction, in order to have such initial Business Combination approved. We expect that our initial shareholders and their permitted transferees will own at least 26.8% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial Business Combination, it is more likely that the necessary shareholder approval will be received than would be the case if our initial shareholders and their permitted transferees agreed to vote their Founder Shares, alignment shares and Private Placement Shares in accordance with the majority of the votes cast by our Public Shareholders.

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

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months, as applicable). Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation. In July 2021 the SEC charged a SPAC for misleading disclosures, which could have been corrected with more adequate due diligence, and obtained substantial relief against the SPAC and its sponsor. Although we will invest in due diligence efforts and commit management time and resources to such efforts, there can be no assurance that our due diligence will unveil all potential issues with a target business and that we or our Sponsor will not become subject to regulatory actions related to such efforts.

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

Our Sponsor, officers and directors have agreed that we must complete our initial Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of the Initial Public Offering but have not completed the initial Business Combination within such 24-month period). We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the equity and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters, global hostilities, or a significant outbreak of infectious diseases. For example, the COVID-19 pandemic continues both in the U.S. and globally and, while the extent of the impact of the COVID-19 pandemic on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities, or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial Business Combination within such time period or during any Extension Period (as defined below), we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Due to certain provisions of the Companies Act, investors may be forced to wait beyond the prescribed time frame before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. In such case, our Public Shareholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares. Please see “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the COVID-19 pandemic and other events and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters, global hostilities, or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a Business Combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if concerns relating to COVID-19 or other events restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of and perceptions to COVID-19 and its variants and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters, global hostilities, or a significant outbreak of other infectious diseases) continue for a prolonged period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

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

Finally, the COVID-19 pandemic or other events (such as terrorist attacks, natural disasters, global hostilities, or a significant outbreak of other infectious diseases) may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and crossborder transactions.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing Business Combinations. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Shares, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our Sponsor or any of its affiliates may make additional investments in us, although, other than the forward purchase agreement, our Sponsor and its affiliates have no obligation or other duty to do so. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our issued and outstanding alignment shares and the forward shares, and the dilution they potentially represent, may not be viewed favorably by target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating and completing an initial Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account. Please see “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

Due to the number of special purpose acquisition companies evaluating targets, there may be more competition to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination and/or complete our initial Business Combination..

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into Business Combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial Business Combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination and/or complete our initial Business Combination.

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

Of the funds available to us, we could use a portion of the funds to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we enter into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a prospective target business. If we are unable to complete our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account. Please see “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

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

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below: (1) $10.00 per public share; or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our Company. Our Sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our independent directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of: (1) $10.00 per public share; or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our Public Shareholders may be reduced below $10.00 per share.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering was not intended for persons who were seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months, as applicable) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (iii) absent a Business Combination, our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account. In certain circumstances, our Public Shareholders may receive less than $10.00 per share on the redemption of their shares. Please see “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

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

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving special purpose acquisition companies and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which special purpose acquisition companies could become subject to regulation under the Investment Company Act. These rules, if adopted, whether in the form proposed or in revised form, may impact the involvement of target companies and other market participants, including investment banks, may materially adversely affect our business, including our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

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

Any due diligence in connection with an initial Business Combination may not reveal all relevant considerations or liabilities of a target business, which could have a material adverse effect on our business, financial condition, results of operations or prospects.

The due diligence undertaken with respect to a potential initial Business Combination may not reveal all relevant facts that may be necessary to evaluate such transaction or to formulate a business strategy. Furthermore, the information provided during due diligence may not be adequate or accurate. As part of the due diligence process, we will also make subjective judgments regarding the results of operations, financial condition and prospects of a potential initial Business Combination, and these judgments may be inaccurate.

Due diligence conducted in connection with an initial Business Combination may not result in the initial Business Combination being successful. If the due diligence investigation fails to identify material information regarding an opportunity, or if we consider such material risks to be commercially acceptable relative to the opportunity, and we proceed with an initial Business Combination, our Company may subsequently incur substantial impairment charges or other losses. In addition, following an initial Business Combination, we may be subject to significant, previously undisclosed liabilities of the acquired business that were not identified during due diligence and which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, 50,000,000 Class F ordinary shares, par value $0.0001 per share, and 20,000,000 undesignated preferred shares, par value $0.0001 per share. As of December 31, 2022, there were 482,205,000, 47,700,000 and 46,550,000 authorized but unissued Class A ordinary shares, Class B ordinary shares and Class F ordinary shares available, respectively, for issuance, which amount does not take into account shares reserved for issuance upon the conversion of the Class B ordinary shares and Class F ordinary shares or issuance of any forward purchase shares. Our Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial Business Combination, initially at a one-for-one ratio, subject to adjustment as set forth herein. The Class F ordinary shares will automatically convert into Class A ordinary shares on a one hundred-to-one basis on the business day following the fifth anniversary of our initial Business Combination; provided that the Class F ordinary shares will automatically convert into Class A ordinary shares on a one-to-one basis on or prior to the fifth anniversary of our initial Business Combination, subject to adjustment as set forth herein, upon the earlier of (1) our meeting certain share price performance thresholds following the completion of our initial Business Combination and (2) subsequent to the completion of our initial Business Combination, the date on which we complete a merger, share exchange, asset acquisition, share purchase, reorganization or other similar transaction that results in both a change of control and all of our Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. As of December 31, 2022, there were no preferred shares issued and outstanding.

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

Failure to maintain our status as tax resident solely in the Cayman Islands could adversely affect our financial and operating results. Our intention is that prior to our initial Business Combination we should be resident solely in the Cayman Islands.

Continued attention must be paid to ensure that major decisions by the Company are not made from another jurisdiction, since this could cause us to lose our status as tax resident solely in the Cayman Islands. The composition of the board of directors, the place of residence of the individual members of the board of directors and the location(s) in which the board of directors makes decisions will all be important factors in determining and maintaining our tax residence in the Cayman Islands. If we were to be considered as tax resident within another jurisdiction, we may be subject to additional tax in that jurisdiction, which could negatively affect our financial and operating results, and/or our shareholders’ investment returns could be subject to additional or increased taxes (including withholding taxes).

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

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account. Please see “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers or directors which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other businesses, we may decide to acquire one or more businesses affiliated with or competitive with our Sponsor, officers and directors, and their respective affiliates. Our directors also serve as officers and/or board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance - Conflicts of Interest.” Such entities may compete with us for Business Combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our Company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our Sponsor, officers or directors, if our board of directors is not able to independently determine the fair market value of the business, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our Public Shareholders as they would be absent any conflicts of interest.

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

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial Business Combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a Business Combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial Business Combination.

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

In order to effectuate an initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds and extended the time to consummate an initial Business Combination. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) holders of at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s ordinary shares at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting (i.e., the lowest threshold permissible under Cayman Islands law), or by a unanimous written resolution of all of our shareholders. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in order to effectuate our initial Business Combination. To the extent any such amendment would be deemed to fundamentally change the nature of any of the securities offered through the registration statement of which the prospectus related to the Initial Public Offering formed a part, we would register, or seek an exemption from registration for, the affected securities.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by holders of a certain percentage of the Company’s shareholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the Company’s Public Shares. Our amended and restated memorandum and articles of association provides that any of its provisions related to pre-Business Combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the sale of the Private Placement Shares into the Trust Account and not release such amounts except in specified circumstances and to provide redemption rights to Public Shareholders as described herein) may be amended if approved by holders of at least two-thirds of our issued and outstanding ordinary shares who attend and vote at a general meeting (including, in the case of amendments relating to the appointment or removal of directors prior to our initial Business Combination, the approval of holders of at least a majority of the issued and outstanding Class B ordinary shares and Class F ordinary shares), and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our issued and outstanding ordinary shares. Our initial shareholders, who will beneficially own 26.8% of our ordinary shares, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which will govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial Business Combination with which you do not agree. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

In addition, as a result of their substantial ownership in our Company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any additional ordinary shares in the open market or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial Business Combination. The forward purchase shares will not be issued until completion of our initial Business Combination and, accordingly, will not be included in any shareholder vote until such time.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls.

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

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

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

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

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

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial Business Combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. For a discussion of certain of our officers’ and directors’ other business endeavors, please see “Item 10. Directors, Executive Officers and Corporate Governance.” We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

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

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other responsibilities. We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our officers and directors is engaged in several other business endeavors, for which he or she may be entitled to substantial compensation and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and/or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination. Please see “Item 10. Directors, Executive Officers and Corporate Governance” for a discussion of our officers’ and directors’ other business affairs.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity or other transaction should be presented.

Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. Our Sponsor and officers and directors are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial Business Combinations, prior to us completing our initial Business Combination, and any such involvement may result in conflicts of interests as described above. Moreover, entities in which our officers and directors are affiliated with may enter into agreements or other arrangements with businesses, which agreements or arrangements may limit or restrict our ability to enter into a Business Combination with such business. We do not have employment contracts or other agreements with our officers and directors that will limit their ability to work at other businesses.

As described in “Item 10. Directors, Executive Officers and Corporate Governance - Conflicts of Interest,” each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations, interests, or duties to one or more other entities, including potentially any other special purpose acquisition companies in which they may become involved, pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such Business Combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Please see “Item 10. Directors, Executive Officers and Corporate Governance,” “Item 10. Directors, Executive Officers and Corporate Governance - Conflicts of Interest” and “Item 13. Certain Relationships and Related Party Transactions - Support Service Agreement” for a discussion of our officers’ and directors’ business affiliations and potential conflicts of interest.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our Sponsor, directors or officers. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. In particular, affiliates of our Sponsor have invested in a diverse set of industries. As a result, there may be substantial overlap between companies that would be a suitable Business Combination for us and companies that would make an attractive target for such other affiliates. Additionally, the forward purchase investors are affiliates of our Sponsor.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or pre-empts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Class A ordinary shares currently qualify as covered securities under such statute. Although the states are pre-empted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our shares would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial Business Combination, which may negatively impact our ability to consummate our initial Business Combination.

Our initial shareholders, including our Sponsor own, in the aggregate, 26.8% of the ordinary shares issued and outstanding, which includes the Class F ordinary shares which are subject to share performance vesting conditions.

Most blank check companies issue Founder Shares representing 20% of the ordinary shares issued and outstanding upon the consummation of such blank check company’s Initial Public Offering. We have issued 2,300,000 Class B ordinary shares, which will automatically convert into Class A ordinary shares at the time of our initial Business Combination, on a one-for-one basis, subject to adjustment as set forth herein. We have also issued 3,450,000 Class F ordinary shares, which will automatically convert into Class A ordinary shares on a one hundred-to-one basis on the business day following the fifth anniversary of our initial Business Combination; provided that the Class F ordinary shares will automatically convert into Class A ordinary shares on a one-to-one basis on or prior to the fifth anniversary of our initial Business Combination upon the earlier of (1) our meeting certain share price performance thresholds following the completion of our initial Business Combination and (2) subsequent to the completion of our initial Business Combination, the date on which we complete a merger, share exchange, asset acquisition, share purchase, reorganization or other similar transaction that results in both a change of control and all of our Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, in each case subject to adjustment as set forth herein. The Class B ordinary shares plus the Class F ordinary shares represent 25% of the ordinary shares issued and outstanding (not including the Private Placement Shares). If all of our Class F ordinary shares vest, the issuance of Class A ordinary shares upon conversion of all of our Class F ordinary shares would dilute the interest of our shareholders relative to shareholders of other blank check companies.

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

General Risk Factors

We are a company with no operating history and no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our initial Business Combination. If we fail to complete our initial Business Combination, we will never generate any operating revenues.

Past performance by members of our management team and their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, members of our management team and their respective affiliates, including EcoR1, is presented for informational purposes only. Not all of the companies in which our team has invested have achieved the same level of value creation. Any past experience and performance, including related to acquisitions, of members of our management team and their respective affiliates, including EcoR1, is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial Business Combination; or (2) of any results with respect to any initial Business Combination we may consummate. You should not rely on the historical record of our management team’s or their affiliates’ performance, including that of EcoR1, as indicative of the future performance of an investment in the Company or the returns it will, or is likely to, generate going forward. An investment in the Company is not an investment in EcoR1 or any of its funds.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our taxable year ended December 31, 2021, our taxable year ended December 31, 2022, our current taxable year, and our subsequent taxable years may depend upon the status of an acquired company pursuant to a Business Combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our taxable year ended December 31, 2021, our taxable year ended December 31, 2022, our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares.

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

We previously identified a material weakness in our internal control over financial reporting. This material weakness has been addressed, however, if we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results. We may face litigation as a result.

Management previously identified a material weakness in our internal control over financial reporting. The material weakness related to the Company’s accounting for complex financial instruments. The material weakness was remediated during the quarter ended June 30, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our securities price may decline and we may face litigation as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the previously identified material weakness in our internal control over financial reporting.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we have $70,034 in cash and a working capital deficit of $225,771. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial Business Combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations in accordance with the FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 9, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The failure of any bank in which we deposit our funds could have an adverse effect on our financial condition.

We deposit substantial funds in financial institutions and may, from time to time, maintain cash balances at such financial institutions in excess of the Federal Deposit Insurance Corporation limit. In recent weeks, there has been significant volatility and instability among banks and financial institutions. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver, and for a period of time, customers of the bank did not have access to their funds and there was uncertainty as to when, if at all, customers would have access to funds in excess of the FDIC insured amounts. Should one or more of the financial institutions at which our deposits are maintained fail, there is no guarantee as to the extent that we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise, or the timing of any recovery.

Item 1B. Unresolved Staff Comments.

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

As of March 29, 2023, there were approximately two holders of record of our Class A ordinary shares.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 14, 2021 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $1,427,868, which consisted of interest earned on investments held in Trust Account of $2,402,793, offset by operating and formation costs of $974,925.

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

For the year ended December 31, 2022, cash used in operating activities was $283,080. Net income of $1,427,868 was affected by interest earned on investments held in the Trust Account of $2,402,793. Changes in operating assets and liabilities provided $691,845 of cash for operating activities.

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

As of December 31, 2022, we had marketable securities held in the Trust Account of $174,912,374 (including approximately $2,412,374 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash held outside the Trust Account of $70,034. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has three classes of ordinary shares, which are referred to as Class A ordinary shares, Class B ordinary shares, and Class F ordinary shares. Income (losses) are shared pro rata between the three classes of ordinary shares. Accretion associated with the redeemable shares of Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (who serve as our Principal Executive Officer and Principal Financial and Accounting Officer), to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

The changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting include performing additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles, and implementing additional procedures related to financial reporting for complex financial instruments in subsequent periods, including increased consultation with third party subject matter experts as appropriate.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officer are as follows:

Name	Age	Title
Oleg Nodelman	46	Chief Executive Officer and Chairman
Scott Perlen	47	Chief Financial Officer
Scott Platshon	31	Chief Operating Officer
Caroline Stout	32	Chief Investment Officer
Sarah Marriott	45	Secretary and Director
Douglas Giordano	60	Director
Nina Kjellson	48	Director
Praveen Tipirneni, M.D.	54	Director
Douglas E. Williams, Ph.D.	64	Director

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

Nina Kjellson serves on our board of directors. Ms. Kjellson joined Canaan Partners (“Canaan”) in 2015 and is a General Partner, investing in health care companies that aim to transform care for patients. She focuses on therapeutics for serious and underserved conditions such as cancer, autoimmune, orphan and rare diseases and life-threatening infections. As a leader of Canaan’s Women of Venture program, Ms. Kjellson is a vocal advocate for women entrepreneurs and investors. She is a member of the advisory board for the Oliver Wyman Health Innovation Center and is a 2018 Aspen Institute Health Innovators Fellow. She serves on the boards of PACT Pharma, Tizona Therapeutics, Trishula Therapeutics, Tyra Biosciences, Rondo Therapeutics and Sardona Therapeutics. Prior to Canaan, Ms. Kjellson was a General Partner at InterWest Partners (“InterWest”) where she had invested in healthcare start-ups since 2002. Before InterWest, she was an investment manager at Bay City Capital, a life sciences merchant bank, and a research associate at Oracle Partners, a healthcare-focused hedge fund. Ms. Kjellson began her career conducting health policy and survey research with the Kaiser Family Foundation. Her previous investments include Alt12 (acquired by Honest Company), Aspreva (ASPV; acquired by Galenica), CNS Therapeutics (acquired by Covidien), Cidara (CDTX), Eiger Biopharmaceuticals (EIGR), Labrys Biologics (acquired by Teva), NovaCardia (acquired by Merck), Ocera (OCRX; acquired by Mallinckrodt), Trius Therapeutics (TSRX; acquired by Cubist), Paratek (PRTK) and Tesaro (TSRO). Ms. Kjellson was born in Scandinavia and grew up in the Northeast. Ms. Kjellson received a B.A. in human biology from Stanford University (1997). She chairs the board of Essential Access Health and serves on the boards of Girl Effect and Life Science Cares. She has co-developed an immersive curriculum for diversity and inclusion in healthcare with Impact Experience, called Impact Experience: HealthEquity. Ms. Kjellson is well qualified to serve on our board of directors because of her deep knowledge of the biotechnology industry as well as her experience serving on the boards of directors of companies in the pharmaceutical/biotechnology sector.

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

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee, each of which is composed solely of independent directors. Each committee operates under a charter that was approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Nina Kjellson, Praveen Tipirneni and Douglas E. Williams. Praveen Tipirneni serves as chair of the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

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

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

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

Our Sponsor, officers and directors may become involved with subsequent special purpose acquisition companies similar to our Company. Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	We will enter into a forward purchase agreement with the forward purchase investors, who are affiliates of our Sponsor.

●	Our initial shareholders, officers and directors have agreed to waive their redemption rights with respect to any Founder Shares, alignment shares, Private Placement Shares and Public Shares held by them in connection with the consummation of our initial Business Combination. Additionally, our initial shareholders, officers and directors have agreed to waive their redemption rights with respect to any Founder Shares, alignment shares and Private Placement Shares held by them if we fail to consummate our initial Business Combination within 24 months after the closing of the Initial Public Offering (or 27 months, as applicable) or during any Extension Period. However, if our initial shareholders or any of our officers, directors or affiliates acquire Public Shares in or after the Initial Public Offering they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to consummate our initial Business Combination within the prescribed time frame. If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Shares held in the Trust Account will be used to fund the redemption of our Public Shares, and the Private Placement Shares will be worthless.

●	With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our initial shareholders until the earlier of: (1) one year after the completion of our initial Business Combination; and (2) subsequent to our initial Business Combination, (x) the date on which we consummate a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property and (y) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination.

●	With certain limited exceptions, the alignment shares will not be transferable, assignable or salable until the earlier to occur of: (1) their conversion into Class A ordinary shares; and (2) subsequent to the completion of our initial Business Combination, the date on which we complete a merger, share exchange, asset acquisition, share purchase, reorganization or other similar transaction that results in both a change of control and all of our Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

●	With certain limited exceptions, the Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial Business Combination. Each of our officers or directors is not required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	Since our Sponsor, officers and directors may directly or indirectly own our securities following the Initial Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular Business Combination.

●	Our key personnel may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our initial Business Combination

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

Individual	Entity	Entity’s Business	Affiliation
Oleg Nodelman	EcoR1 Capital, LLC(1)	Investment Firm	Portfolio Manager
	Prothena	Neuroscience Company	Board Member
	AnaptysBio	Immunology Company	Board Member
	Nuvation Bio	Oncology Company	Board Member

Scott Perlen	EcoR1 Capital, LLC(1)	Investment Firm	Chief Financial Officer

Scott Platshon	EcoR1 Capital, LLC(1)	Investment Firm	Principal

Caroline Stout	EcoR1 Capital, LLC(1)	Investment Firm	Principal

Sarah Marriott	EcoR1 Capital, LLC(1)	Investment Firm Special Purpose	Chief Operating Officer and Chief Compliance Officer

Douglas Giordano	Perceptive Advisors	Investment Firm	Managing Director
	Cerevel Therapeutics	BiopharmaceuticalCompany	Board Member
	Duke University School of Medicine Board of Visitors	Medical School	Member

Nina Kjellson	Canaan Partners	Venture Capital Firm	General Partner
	PACT Pharma	Biotechnology Company	Board Member
	Tizona Therapeutics	Biotechnology Company	Board Member
	Trishula Therapeutics	Biotechnology Company	Board Member
	Tyra Biosciences	Biotechnology Company	Board Member
	Sardona Therapeutics	Biotechnology Company	Board Member
	Rondo Therapeutics	Biotechnology Company	Board Member
	Essential Access Health	Nonprofit Organization	Chairperson of the Board
	Girl Effect	NonprofitOrganization	Board Member
	Life Science Cares	Life Sciences Collective	Board Member

Praveen Tipirneni, M.D.	Morphic Therapeutics, Inc	Biotechnology Company	Chief Executive Officer
	Tectonic Therapeutic, Inc.	Biotechnology Company	Board Member

Douglas E. Williams, Ph.D.	Codiak BioSciences	Biopharmaceutical Company	President, Chief Executive Officer and Board Member

(1)	Includes EcoR1 Capital, LLC and its affiliates.

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

We are not prohibited from pursuing an initial Business Combination with a business that is affiliated with our Sponsor, officers or directors. See “Risk Factors - Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination - We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers or directors which may raise potential conflicts of interest.” In the event we seek to complete our initial Business Combination with a business that is affiliated with our Sponsor, officers or directors and if our board of directors is not able to independently determine the fair market value of the target business, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information available to us at March 29, 2023 with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of ordinary shares;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement shares as these are not exercisable within 60 days of March 29, 2023.

	Class A Ordinary Shares		Class B Ordinary Shares(4)		Class A Ordinary Shares(4)
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class Issued and Outstanding Ordinary Shares(3)	Number of Shares Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares	Number of Shares Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares
EcoR1 Panacea Holdings II, LLC (our Sponsor)(5)	545,000	3.1%	2,200,000	95.7%	3,450,000	100%
RIT Capital Partners plc(6)	900,000	5.1%
Adage Capital Partners, L.P.(7)	950,000	5.3%
683 Capital Partners, LP(8)	1,480,000	8.3%
Citadel Advisors LLC (9)	1,487,141	8.4%
Citadel Securities LLC(9)	14,110	*
Maverick Capital, Ltd.(10)	1,385,250	7.8%
Aristeia Capital, L.L.C.(11)	1,228,159	6.9%
Oleg Nodelman(5)	545,000	3.1%	2,200,000	95.7%	3,450,000	100%
Scott Perlen
Scott Platshon
Caroline Stout
Sarah Marriott
Douglas Giordano			25,000	1.1%
Nina Kjellson			25,000	1.1%
Praveen Tipirneni, M.D.			25,000	1.1%
Douglas E. Williams, Ph.D.			25,000	1.1%
All directors and officers as a group (9 individuals)	545,000	3.1%	2,300,000	100%	3,450,000	100%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Panacea Acquisition Corp. II, 357 Tehama Street, Floor 3, San Francisco, CA 94103.

(2)	Interests shown exclude forward purchase shares that will only be issued, if at all, at the time of our initial Business Combination.

(3)	Includes 17,250,000 Class A ordinary shares subject to possible redemption.

(4)	Class B ordinary shares and Class F ordinary shares will automatically convert into Class A ordinary shares as described in the section entitled “Description of Securities” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-254056).

(5)	EcoR1 Panacea Holdings II, LLC, our Sponsor, is the record holder of the Class B ordinary shares and Class F ordinary shares reported herein. The managing members of our Sponsor are certain funds of EcoR1 that are limited partnerships, the general partners of which are controlled by Mr. Nodelman. As such, Mr. Nodelman may be deemed to have beneficial ownership of the ordinary shares held directly by our Sponsor. Each of our independent directors is, directly or indirectly, a non-managing member of our Sponsor.

(6)	According to a Schedule 13G filed with the SEC on April 19, 2021, the business address of RIT Capital Partners plc, an English public limited company, is 27 St. James’s Place, London SW1A 1NR, England.

(7)	According to a Schedule 13G filed with the SEC on April 19, 2021, Adage Capital Partners, L.P., a Delaware limited partnership (“ACP”) is the record holder of the shares reported herein. Adage Capital Partners GP, L.L.C., a Delaware limited liability company (“ACPGP”), is the general partner of ACP. Adage Capital Advisors, L.L.C., a Delaware limited liability company (“ACA”), is the managing member of ACPGP. Robert Atchinson and Phillip Gross are the managing members of ACA. The business address of each of ACP, ACPGP, ACA, Robert Atchinson and Phillip Gross is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(8)	According to a Schedule 13G/A filed with the SEC on February 14, 2022, 683 Capital Partners, LP, a Delaware limited partnership, is the record holder of the shares reported herein. 683 Capital Management, LLC, a Delaware limited liability company, is the investment manager of 683 Capital Partners, LP. Ari Zweiman is the Managing Member of 683 Capital Management, LLC. The business address of each of 683 Capital Partners, LP, 683 Capital Management, LLC and Ari Zweiman is 3 Columbus Circle, Suite 2205, New York, NY 10019.

(9)	According to a Schedule 13G/A filed with the SEC on February 14, 2023, Citadel Advisors LLC, a Delaware limited liability company (“Citadel Advisors”), is the portfolio manager for Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”) that is the record holder of its shares reported herein. Citadel Advisors Holdings LP, a Delaware limited partnership (“CAH”), is the sole member of Citadel Advisors. Citadel GP LLC, a Delaware limited liability company (“CGP”), is the general partner of CAH. Citadel Securities LLC, a Delaware limited liability company (“Citadel Securities”), is the record holder of its shares reported herein. Citadel Securities Group LP, a Delaware limited partnership (“CALC4”), is the non-member manager of Citadel Securities. Citadel Securities GP LLC, a Delaware limited liability company (“CSGP”), is the general partner of CALC4. Mr. Kenneth Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. The business address of each of Citadel Advisors, CM, CAH, CGP, Citadel Securities, CALC4, CSGP and Mr. Griffin is Southeast Financial Center, 200 S. Biscayne Blvd., Suite 3300, Miami, Florida 33131.

(10)	According to a Schedule 13G/A filed with the SEC on February 14, 2023, Maverick Capital, Ltd., a Texas limited partnership, is the record holder of the shares reported herein. Maverick Capital Management, LLC, a Texas limited liability company, is the General Partner of Maverick Capital, Ltd. Lee S. Ainslie III is the manager of Maverick Capital Management, LLC. The business address of (i) Maverick Capital, Ltd. and Maverick Capital Management, LLC is 1900 N. Pearl Street, 20th Floor, Dallas, Texas 75201, and (ii) Mr. Ainslie is 360 South Rosemary Avenue, Suite 1440, West Palm Beach, Florida 33401.

(11)	According to a Schedule 13G filed with the SEC on February 13, 2023, Aristeia Capital, L.L.C., a Delaware limited liability company, is the investment manager to certain funds that hold the shares reported herein. The business address of Aristeia Capital, L.L.C. is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

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

Private Placement Shares

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 545,000 Class A ordinary shares (the “Private Placement Shares”) at a price of $10.00 per Private Placement Share, for an aggregate purchase price of $5,450,000, in a private placement. A portion of the proceeds from the Private Placement Shares were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Shares will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Shares.

If the Company does not complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering or during any Extension Period, the proceeds of the sale of the Private Placement Shares will be used to fund the redemption of our Public Shares, subject to the requirements of applicable law, and the Private Placement Shares will expire worthless.

Registration Rights

The holders of the Founder Shares, alignment shares, Private Placement Shares, forward purchase shares and Class A ordinary shares that may be issued upon conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement entered into in connection with the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares and alignment shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Notes

On January 14, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 and the completion of the Initial Public Offering. As of December 31, 2022 and 2021, there were no outstanding amounts due under the Promissory Note. The outstanding balance under the Promissory Note of $100,108 was repaid at the closing of the Initial Public Offering on April 9, 2021. The promissory note is no longer available to the Company.

Administrative Services Agreement

The Company entered into an agreement, commencing on April 6, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. For the year ended December 31, 2022 and for the period from January 14, 2021 (inception) through December 31, 2021, the Company incurred $120,000 and $90,000, in fees for these services, of which such amounts are included in accrued expenses in the accompanying condensed balance sheets as at December 31, 2022 and 2021.

Item 14. Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended December 31, 2022 and for the period from January 14, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were $82,345 and $80,340 for the services Withum performed in connection with our Initial Public Offering, review of the financial information included in our Forms 10-Q for the respective periods and the audit of our December 31, 2022 and 2021 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2022 and for the period from January 14, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2022 and for the period from January 14, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were $3,900 and $0 for the services Withum performed in connection with tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2022 and for the period from January 14, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association.
4.2(2)	Description of the Company’s securities.
10.1(1)	Letter Agreement, dated April 6, 2021, among the Company, the Sponsor and the Company’s officers and directors.
10.2(1)	Investment Management Trust Agreement, dated April 6, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(1)	Registration Rights Agreement, dated April 6, 2021, among the Company, the Sponsor and certain other security holders party thereto.
10.4(1)	Private Placement Shares Purchase Agreement, dated April 6, 2021, between the Company and the Sponsor.
10.5(1)	Administrative Services Agreement, dated April 6, 2021, between the Company and EcoR1 Capital, LLC.
10.6(1)	Forward Purchase Agreement, dated April 6, 2021, among the Company, the Sponsor, EcoR1 Capital Fund, L.P. and EcoR1 Capital Fund Qualified, L.P.
10.7(1)	An Indemnity Agreement, dated April 6, 2021, between the Company and Oleg Nodelman.
10.8(1)	An Indemnity Agreement, dated April 6, 2021, between the Company and Scott Perlen.
10.9(1)	An Indemnity Agreement, dated April 6, 2021, between the Company and Sarah Marriott.
10.10(1)	An Indemnity Agreement, dated April 6, 2021, between the Company and Caroline Stout.
10.11(1)	An Indemnity Agreement, dated April 6, 2021, between the Company and Scott Platshon.
10.12(1)	An Indemnity Agreement, dated April 6, 2021, between the Company and Praveen Tipirneni.
10.13(1)	An Indemnity Agreement, dated April 6, 2021, between the Company and Douglas E. Williams.
10.14(1)	An Indemnity Agreement, dated April 6, 2021, between the Company and Nina Kjellson.
10.15(1)	An Indemnity Agreement, dated April 6, 2021, between the Company and Douglas Giordano.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 14, 2021.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2022.

Item 16. Form 10-K Summary.

None.

PANACEA ACQUISITION CORP. II

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Panacea Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Panacea Acquisition Corp. II (the “Company”) as of December 31, 2022 and 2021 and the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from January 14, 2021 (inception) through December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from January 14, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by April 9, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

March 30, 2023

PCAOB ID number 100

PANACEA ACQUISITION CORP. II

Balance Sheets

	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$70,034	$353,114
Prepaid expenses	137,899	324,975
Total Current Assets	207,933	678,089
Prepaid expenses – long term	—	367,247
Investments held in Trust Account	174,912,374	172,509,581
TOTAL ASSETS	$175,120,307	$173,554,917
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$343,250	$205,728
Accrued offering costs	90,454	90,454
Total Current Liabilities	433,704	296,182
Deferred underwriting fee payable	6,037,500	6,037,500
Total Liabilities	6,471,204	6,333,682
Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 17,250,000 shares at $10.14 and $10.00 per share redemption value at December 31, 2022 and 2021, respectively	174,912,374	172,500,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 545,000 issued and outstanding (excluding 17,250,000 Class A ordinary shares subject to possible redemption) as of December 31, 2022 and 2021	55	55
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,300,000 shares issued and outstanding as of December 31, 2022 and 2021	230	230
Class F ordinary shares, $0.0001 par value, 50,000,000 shares authorized; 3,450,000 shares issued and outstanding as of December 31, 2022 and 2021	345	345
Additional paid-in capital	—	—
Accumulated deficit	(6,263,901)	(5,279,395)
Total Shareholders’ Deficit	(6,263,271)	(5,278,765)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$175,120,307	$173,554,917

The accompanying notes are an integral part of these financial statements.

PANACEA ACQUISITION CORP. II

Statements of Operations

	For the Year Ended December 31, 2022	For the Period from January 14, 2021 (Inception) through December 31, 2021
Operating and formation costs	$974,925	$745,878
Loss from operations	(974,925)	(745,878)
Other income:
Interest earned on investments held in Trust Account	2,402,793	9,581
Total Other income	2,402,793	9,581
Net income (loss)	$1,427,868	$(736,297)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	17,795,000	13,485,670
Basic and diluted net income (loss) per ordinary share, Class A ordinary shares	$0.06	$(0.04)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	2,300,000	2,227,350
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.06	$(0.04)
Basic and diluted weighted average shares outstanding, Class F ordinary shares	3,450,000	3,341,026
Basic and diluted net income (loss) per ordinary share, Class F ordinary shares	$0.06	$(0.04)

The accompanying notes are an integral part of these financial statements.

PANACEA ACQUISITION CORP. II

Statements Of Changes In Shareholders’ Deficit

FOR THE YEAR ENDED DECEMBER 31, 2022 AND
FOR THE PERIOD FROM JANUARY 14, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Class F Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 14, 2021 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares and Class F ordinary shares to Sponsor	—	—	2,300,000	230	3,450,000	345	24,425	—	25,000
Sale of 545,000 Private Placement Shares	545,000	55	—	—	—	—	5,449,945	—	5,450,000
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	—	(5,474,370)	(4,543,098)	(10,017,468)
Net loss	—	—	—	—	—	—	—	(736,297)	(736,297)
Balance – December 31, 2021	545,000	55	2,300,000	230	3,450,000	345	—	(5,279,395)	(5,278,765)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	—	—	(2,412,374)	(2,412,374)
Net income	—	—	—	—	—	—	—	1,427,868	1,427,868
Balance – December 31, 2022	545,000	$55	2,300,000	$230	3,450,000	$345	$—	$(6,263,901)	$(6,263,271)

The accompanying notes are an integral part of these financial statements.

PANACEA ACQUISITION CORP. II

Statements of Cash Flows

	For the Year Ended December 31, 2022		For the Period from January 14, 2021 (Inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)		$1,427,868	$(736,297)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account		(2,402,793)	(9,581)
Payment of formation costs through promissory note by Sponsor		—	5,000
Changes in operating assets and liabilities:
Prepaid expenses		554,323	(692,222)
Accounts payable and accrued expenses		137,522	205,728)
Net cash used in operating activities		(283,080)	(1,227,372)

Cash Flows from Investing Activities:
Investment of cash in Trust Account		—	(172,500,000)
Net cash used in investing activities		—	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Shares, net of underwriting discounts paid		—	169,050,000
Proceeds from sale of Private Placement Shares		—	5,450,000
Repayment of promissory note – related party		—	(100,108)
Payment of offering costs		—	(319,406)
Net cash provided by financing activities		—	174,080,486

Net Change in Cash		(283,080)	353,114
Cash – Beginning of period		353,114	—
Cash – End of period		$70,034	$353,114

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$		$90,454
Offering costs paid by Sponsor in exchange for issuance of founder shares	$		$20,000
Offering costs paid through promissory note	$		$100,108
Deferred underwriting fee payable	$		$6,037,500

The accompanying notes are an integral part of these financial statements.

PANACEA ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECMEBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from January 14, 2021 (inception) through December 31, 2022 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

NOTES TO FINANCIAL STATEMENTS

DECMEBER 31, 2022

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

PANACEA ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECMEBER 31, 2022

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 9, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 9, 2023.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”).

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

PANACEA ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECMEBER 31, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Investments held in Trust Account

The Company’s portfolio of investments held in trust is comprised solely of investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Income Taxes

The Company accounts for income taxes under Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NOTES TO FINANCIAL STATEMENTS

DECMEBER 31, 2022

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

At December 31, 2022 and 2021, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Class A ordinary shares issuance costs	(10,017,468)
Plus:
Accretion of carrying value to redemption value	10,017,468

Class A ordinary shares subject to possible redemption as at December 31, 2021	172,500,000
Plus:
Accretion of carrying value to redemption value	2,412,374

Class A ordinary shares subject to possible redemption as at December 31, 2022	$174,912,374

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

As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

PANACEA ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECMEBER 31, 2022

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31, 2022			For the Period from January 14, 2021 (Inception) through December 31, 2021
	Class A	Class B	Class F	Class A	Class B	Class F
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,079,164	$139,482	$209,223	$(521,121)	$(86,070)	$(129,106)
Denominator:
Basic and diluted weighted average shares outstanding	17,795,000	2,300,000	3,450,000	13,485,670	2,227,350	3,341,026
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$0.06	$(0.04)	$(0.04)	$(0.04)

Concentration of Cash Balances

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

PANACEA ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECMEBER 31, 2022

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

The sale or transfers of the Founders Shares to members of the Company’s the board of directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of December 31, 2022, the Company determined that a Business Combination is not considered probable until the business combination is completed, and therefore, no stock-based compensation expense has been recognized.

Administrative Services Agreement

The Company entered into an agreement, commencing on April 6, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. For the year ended December 31, 2022 and for the period from January 14, 2021 (inception) through December 31, 2021, the Company incurred $120,000 and $90,000 in fees for these services, of which such amounts are included in accrued expenses within the accompanying balance sheets at December 31, 2022 and 2021.

Promissory Note — Related Party

On January 14, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 and the completion of the Initial Public Offering. As of December 31, 2022 and 2021, there were no outstanding amounts due under the Promissory Note. The outstanding balance under the Promissory Note of $100,108 was repaid at the closing of the Initial Public Offering on April 9, 2021. The Promissory Note is no longer available to the Company.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on a non-interest basis as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Class A ordinary shares at a price of $10.00 per share. As of December 31, 2022 and 2021, the Company had no outstanding borrowings under the Working Capital Loans.

PANACEA ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECMEBER 31, 2022

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

Registration Rights

The holders of the Founder Shares, alignment shares, Private Placement Shares, forward purchase shares and Class A ordinary shares that may be issued upon conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement entered into in connection with the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares and alignment shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

PANACEA ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECMEBER 31, 2022

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 20,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 545,000 Class A ordinary shares issued and outstanding, excluding 17,250,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 2,300,000 Class B ordinary shares issued and outstanding.

Class F Ordinary Shares — The Company is authorized to issue 50,000,000 Class F ordinary shares, with a par value of $0.0001 per share. Holders of the Class F ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 3,450,000 Class F ordinary shares issued and outstanding.

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

NOTES TO FINANCIAL STATEMENTS

DECMEBER 31, 2022

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

At December 31, 2022, assets held in the Trust Account were comprised of $174,912,374 in money market funds which are invested primarily in U.S. Treasury Securities. During the year ended December 31, 2022, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $172,509,581 in money market funds which are invested primarily in U.S. Treasury Securities. During the period from January 14, 2021 (inception) through December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	Level	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$174,912,374	1	$172,509,581

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

PANACEA ACQUISITION CORP. II

Date: March 30, 2023	/s/ Oleg Nodelman
By: Oleg Nodelman
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Oleg Nodelman
Name:	Oleg Nodelman
Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date:	March 30, 2023

/s/ Scott Perlen
Name:	Scott Perlen
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 30, 2023

/s/ Scott Platshon
Name:	Scott Platshon
Title:	Chief Operating Officer
Date:	March 30, 2023

/s/ Caroline Stout
Name:	Caroline Stout
Title:	Chief Investment Officer
Date:	March 30, 2023

/s/ Sarah Marriott
Name:	Sarah Marriott
Title:	Secretary and Director
Date:	March 30, 2023

/s/ Douglas Giordano
Name:	Douglas Giordano
Title:	Director
Date:	March 30, 2023

/s/ Nina Kjellson
Name:	Nina Kjellson
Title:	Director
Date:	March 30, 2023

/s/ Praveen Tipirneni
Name:	Praveen Tipirneni, M.D.
Title:	Director
Date:	March 30, 2023

/s/ Douglas E. Williams
Name:	Douglas E. Williams, Ph.D.
Title:	Director
Date:	March 30, 2023